Form 10QSB
period 2000-06-30
YOUR DOMAIN COM
filed 2000-07-13
CIK 1103978

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                FORM 10-QSB

         [X]           QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

         [   ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR
               15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended:  June 30, 2000

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

          Class                                   Outstanding at
                                                  June 30, 2000

Common Stock, par value $0.001                     5,000,000


                       ITEM 1.  FINANCIAL STATEMENTS

                              YOUR DOMAIN.COM
                       (A Development Stage Company)

                               BALANCE SHEET
                               June 30, 2000
                                (Unaudited)

                                  ASSETS
                                                             April 1, 1999
                                                                   to
                                             June 30, 2000    December 31,
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
                                                 ===========      =========

 The accompanying notes are an integral part of these financial statements

                              YOUR DOMAIN.COM
                       (A Development Stage Company)

                               BALANCE SHEET
                               June 30, 2000
                                (Unaudited)

                   LIABILITIES AND STOCKHOLDERS' EQUITY

                                                            April 1, 1999
                                                                 to
                                               June 30,     December 31,
                                                 2000           1999
                                             ------------     ---------
CURRENT LIABILITIES
     Officers Advances (Note #6)                $    1,327  $           257
                                               -----------    -------------
  TOTAL CURRENT LIABILITIES                     $    1,327  $           257
                                               -----------    -------------
STOCKHOLDERS' EQUITY (Note #1)

     Common stock, par value $.001
     Authorized 25,000,000 shares
     issued and outstanding at
     June 30, 2000-5,000,000 shares             $    5,000      $     5,000

     Additional paid in Capital                          0                0

     Deficit accumulated during
     the development stage                         (6,327)          (5,257)
                                               -----------    -------------
  TOTAL STOCKHOLDERS' EQUITY                    $  (1,327)    $       (257)
                                               -----------    -------------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                              $      0      $         0
                                                 =========      ===========

 The accompanying notes are an integral part of these financial statements

                              YOUR DOMAIN.COM
                       (A Development Stage Company)

                          STATEMENT OF OPERATIONS
                               June 30, 2000
                                (Unaudited)


                                                             April 1, 1999
                                                                   to
                                                  June 30,    December 31,
                                                    2000          1999
                                                -----------   -----------
INCOME
     Revenue                                     $         0    $         0
                                                 -----------    -----------
EXPENSES
     General and
     Administrative                                $   1,070   $      5,257
                                                 -----------    -----------
   Total Expenses                                $     1,070   $      5,257
                                                 -----------    -----------
Net Loss                                         $   (1,070)    $   (5,257)

Net Profit
or Loss(-)
Per weighted
Share (Note #1)                                  $   (.0002)   $    (.0011)
                                                   =========      =========
Weighted average
Number of common
shares outstanding                                 5,000,000      5,000,000
                                                   =========      =========

 The accompanying notes are an integral part of these financial statements

                              YOUR DOMAIN.COM
                       (A Development Stage Company)

                     STATEMENT OF STOCKHOLDERS' EQUITY
                               June 30, 2000
                                (Unaudited)

                                                   Additional     Accumu-
                             Common Stock            paid-in       Lated
                          Shares         Amount      capital      Deficit
                     --------------  ----------- ------------ -------------
Balance,
December 31, 1999          5,000,000       5,000 $          0  $    (5,257)

Net loss ended
June 30, 2000                      0           0            0       (1,070)
                      -------------- ----------- ------------ -------------
Balance,
June 30, 2000              5,000,000       5,000 $          0  $    (6,327)


The accompanying notes are an integral part of these financial statements

                              YOUR DOMAIN.COM
                       (A Development Stage Company)

                          STATEMENT OF CASH FLOWS
                               June 30, 2000
                                (Unaudited)

                                                             April 1, 1999
                                                                  To
                                             June 30, 2000   December 31,
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

                       NOTES TO FINANCIAL STATEMENTS
                               June 30, 2000

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

                              YOUR DOMAIN.COM
                    (FORMERLY TITANIC LAS VEGAS, INC.)
                       (A Development Stage Company)

                  NOTES TO FINANCIAL STATEMENTS CONTINUED
                               June 30, 2000

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


                         YOUR DOMAIN.COM


                         By:_/s/ Anthony N. DeMint________
                              Anthony N. DeMint, President


Dated:    July 12, 2000