Form 10QSB
period 2002-06-30
YOUR DOMAIN COM
filed 2002-08-08
CIK 1103978

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-QSB

          [X]           QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

           [ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR
                15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended:  June 30, 2002

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
Yes   X       No

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

          Class                         Outstanding at June 30, 2002
Common Stock, par value $0.001                     6,698,240


                        ITEM 1.  FINANCIAL STATEMENTS

                               YOUR DOMAIN.COM
                        (A Development Stage Company)
                                BALANCE SHEET

                                   ASSETS

                                                          June 30,
                                                    2002           2001
CURRENT ASSETS                                   $          0   $          0
                                                 ------------   ------------
     TOTAL CURRENT ASSETS                                   0              0
                                                 ------------   ------------
OTHER ASSETS                                                0              0
                                                 ------------   ------------
     TOTAL OTHER ASSETS                                     0              0
                                                 ------------   ------------
                                                 $          0   $          0
                                                 ============   ============

            LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Officers Advances (Note #7)                    $          0   $          0
                                                 ------------   ------------
     TOTAL CURRENT LIABILITIES                              0              0
                                                 ------------   ------------
STOCKHOLDERS' EQUITY

   Common stock, $.001 par value,
   authorized 25,000,000 shares;
   6,698,240 and 6,649,060 issued and
   outstanding at June 30, 2002 and 2001                6,698          6,649

Additional paid-in capital                                  0              0

(Deficit) accumulated during
development stage                                     (6,698)        (6,649)
                                                  -----------    -----------
     TOTAL STOCKHOLDER'S EQUITY                             0              0
                                                  -----------    -----------

                                                  $         0    $         0
                                                  ===========    ===========

                               YOUR DOMAIN.COM
                        (A Development Stage Company)
                           STATEMENT OF OPERATIONS

                                                                  April 1,
                       Three      Three                             1999
                      Months     Months    Six Months Six Months (Inception)
                    Ended June Ended June  Ended June Ended June to June 30,
                     30, 2002   30, 2001    30, 2002   30, 2001     2002
INCOME
Revenue             $       0    $       0  $       0  $       0   $       0
                    ---------    ---------  ---------  ---------   ---------
EXPENSE
General and
Administrative             22           22         22        322       6,698
                    ---------    ---------  ---------  ---------   ---------
TOTAL EXPENSES             22           22         22        322       6,698
                    ---------    ---------  ---------  ---------   ---------
NET (LOSS)          $    (22)    $    (22)  $    (22)  $   (322)   $ (6,698)
                    =========    =========  =========  =========   =========
Net Loss
Per Weighted Share  $   (.00)    $   (.00)  $   (.00)  $   (.00)   $   (.00)
                    =========    =========  =========  =========   =========
Weighted average
number of common
shares outstanding  6,698,240    6,649,060  6,698,240  6,649,060   6,698,240
                    =========    =========  =========  =========   =========

  The accompanying notes are an integral part of these financial statements

                               YOUR DOMAIN.COM
                        (A Development Stage Company)
                           STATEMENT OF CASH FLOWS

                         Three     Three      Six                 April 1,
                        Months    Months    Months                  1999
                         Ended     Ended     Ended   Six Months  (Inception)
                       June 30,  June 30,  June 30,  Ended June  to June 30,
                         2002      2001      2002     30, 2001      2002
Cash Flows from
Operating Activities:
  Net (loss)           $   (22)   $   (22)  $   (22)   $   (322)  $  (6,698)
  Stock issued for
services                      0          0         0           0       5,000
  Stock issued to
convert debt to equity       22         22        22       1,649       1,698

Changes in assets and
Liabilities:
  Officers Advances           0          0         0     (1,327)           0
                       --------   --------  --------  ----------  ----------
Net cash (used) in
operating activities          0          0         0           0           0

Cash Flows from
Investing Activities:         0          0         0           0           0

Cash Flows from
Financing Activities          0          0         0           0           0
                       --------   --------  --------  ----------  ----------
Net increase in cash          0          0         0           0           0

Cash,
beginning of period           0          0         0           0           0
                       --------   --------  --------  ----------  ----------
Cash,
end of period          $      0   $      0  $      0  $        0  $        0
                       ========   ========  ========  ==========  ==========
Supplemental
Disclosure
 Interest Paid         $      0   $      0  $      0  $        0  $        0
                       ========   ========  ========  ==========  ==========
 Taxes Paid            $      0   $      0  $      0  $        0  $        0
                       ========   ========  ========  ==========  ==========
Non-Cash Transactions
 Number of Shares
  issued for services         0          0         0           0   5,000,000
                       ========   ========  ========   =========   =========
Number of Shares
Issued to convert debt
to equity                21,880     22,060    21,880   1,649,060   1,698,240
                       ========   ========  ========   =========   =========

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

     On April 1, 2002 the Company issued an officer of the Company 21,880 shares of its $.001 par value common stock for conversion of debt to equity of $21.88. The shares were deemed to have been issued pursuant to an exemption provided by Section 4(2) of the Act, which exempts from registration "transactions by an issuer not involving any public offering."

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

                               YOUR DOMAIN.COM
                        (A Development Stage Company)
                        NOTES TO FINANCIAL STATEMENTS

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


Dated:    August 6, 2002

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