Form 10QSB
period 2004-03-31
YOUR DOMAIN COM
filed 2004-05-14
CIK 1103978

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR

15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2004

Commission file number 000-29317

YOUR DOMAIN.COM

(Exact name of small business issuer as specified in its charter)

Nevada	88-0448192
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

770 E. Warm Springs Rd., Suite 250
Las Vegas, Nevada	89119
(Address of principal executive offices)	(zip code)

(702) 866-5839

(Issuer's telephone number)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X No

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class	Outstanding at March 31, 2004
Common Stock, par value $0.001	7,626,370

ITEM 1. FINANCIAL STATEMENTS

YOUR DOMAIN.COM

(A Development Stage Company)

BALANCE SHEET

(Unaudited)

ASSETS

	March 31, 2004	December 31, 2003
CURRENT ASSETS	$ 0	$ 0

TOTAL CURRENT ASSETS	0	0

OTHER ASSETS	0	0

TOTAL OTHER ASSETS	0	0

	$ 0	$ 0

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Officer Advances (Note #4)	$ 750	$ 0

TOTAL CURRENT LIABILITIES	750	0

STOCKHOLDERS' EQUITY

Preferred stock, $0.001 par value
authorized 5,000,000 shares;
None issued and Outstanding	0	0

Common stock, $0.001 par value,
authorized 20,000,000 shares;
7,626,370 and 7,626,370 issued and
outstanding at 3/31/04 and 12/31/03	7,626	7,626

Additional paid-in capital	0	0

(Deficit) accumulated during
development stage	(8,376)	(7,626)

TOTAL STOCKHOLDER'S EQUITY	(750)	0

	$ 0	$ 0

The accompanying notes are an integral part of these financial statements.

YOUR DOMAIN.COM

(A Development Stage Company)

STATEMENT OF OPERATIONS

(Unaudited)

	Three Months Ended March 30,		April 1, 1999 (Inception) to March 31, 2004
	2004	2003
INCOME
Revenue	$ 0	$ 0	$ 0

EXPENSE
General and
Administrative	750	0	8,376

TOTAL EXPENSES	750	0	8,376

NET (LOSS)	$ (750)	$ 0	$ (8,376)

Net Loss
Per Weighted Share	$ (.00)	$ (.00)

Weighted average number of common shares outstanding	7,626,370	6,826,370

The accompanying notes are an integral part of these financial statements.

YOUR DOMAIN.COM

(A Development Stage Company)

STATEMENT OF CASH FLOWS

(Unaudited)

	Three Months Ended March 30,		April 1, 1999 (Inception) to March 31, 2004
	2004	2003

Cash Flows from
Operating Activities:
Net (loss)	$ (750)	$ (0)	$ (8,376)
Stock Issued for services	0	0	5,000
Issuance of stock to
Convert debt to equity	0	0	2,626

Changes in assets and
Liabilities:
Officers Advances	750	0	750

Net cash (used) in
operating activities	0	0	0

Cash Flows from
Investing Activities:
Organization Costs	0	0	0

Net Cash (used) in
Investing activities	0	0	0

Cash Flows from
Financing Activities	0	0	0

Net increase in cash	0	0	0

Cash beginning of period	0	0	0

Cash end of period	$ 0	$ 0	$ 0

Supplemental Disclosure
Interest paid	$ 0	$ 0	$ 0

Taxes paid	$ 0	$ 0	$ 0

Non-cash transactions:
Number of shares issued
For services	0	0	5,000,000

Number of shares issued
To convert debt to equity	0	0	2,626,370

The accompanying notes are an integral part of these financial statements.

YOUR DOMAIN.COM

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

March 31, 2004

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these condensed interim financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2003 and notes thereto included in the Company's 10-KSB annual report. The Company follows the same accounting policies in the preparation of interim reports.

Results of operation for the interim period are not indicative of annual results.

Note 2 - Going concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As a result, the Company incurred accumulated net losses from April 1, 1999 (inception) through the period ended March 31, 2004 of $(8,376). In addition, the Company's development activities since inception have been financially sustained through equity financing.

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

March 31, 2004

NOTE 3 - RELATED PARTY TRANSACTIONS

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

NOTE 4 - OFFICERS ADVANCES

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

Our sole officer and director has agreed that he will advance any additional funds which we need for operating capital and for costs in connection with searching for or completing an acquisition or merger. Such advances have historically been converted to equity. There is no minimum or maximum amount the Officer and Director will advance to us. We will not borrow any funds for the purpose of repaying advances made by such Officer and Director, and we will not borrow any funds to make any payments to our promoters, management or their affiliates or associates.

Merger Agreement subsequent to quarter end

On April 28, 2004 we entered into an Agreement and Plan of Merger (the "Merger") with Internet Acquisition Group, Inc. ("IAG") wherein, if certain conditions are met, (i) the outstanding shares of Internet Acquisition Group, Inc. common stock will be converted into 69,993,630 shares of Your Domain, causing a change in control of Your Domain, (ii) Your Domain will increase its authorized shares of common stock to 500,000,000 shares, (iii) Your Domain's sole stockholder shall cancel approximately 7,600,000 shares currently held by him, (iv) Your Domain's sole director and officer shall appoint the directors of Internet Acquisition Group, Inc. to the board of Your Domain and shall subsequently resign, and (v) Your Domain will change its name to "Internet Acquisition Group". The Merger is conditional upon the approval of the stockholders of IAG and other normal conditions of a transaction of this type. Additionally, the Merger is conditional upon obtaining a Permit authorizing the sale and issuance of securities pursuant to Section 25121 of the California Corporate Securities Law of 1968, as amended. The securities, when issued, are anticipated to be exempted from Section 5 registration requirements under the Securities Act of 1933, as amended (the "Securities Act"), under an exemption provided by Section 3(a)(10) of the Securities Act. (A copy of the Agreement and Plan of Merger was attached as Exhibit 2 to the Form 8-K filed on May 13, 2004.)

As of April 30, 2004, IAG had 52 shareholders holding 69,993,630 shares of common stock. Under the terms of the Merger, we will be issuing 69,993,630 shares of common stock, in a 1:1 exchange ratio (one share of our stock for each share of IAG), in exchange for 100% of the IAG issued and outstanding common stock. As of April 30, 2004, we had one shareholder holding 7,626,370 of which 7,600,000 will be cancelled on the effective date of the Merger, leaving 26,370 shares outstanding. Post Merger closing there will be 70,020,000 shares issued and outstanding (69,993,630 + 26,370). After the Merger the existing shareholders of IAG will own 99.99% of our issued and outstanding shares of common stock.

Item 3. Controls and Procedures

(a) Our sole officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended, within 90 days prior to the filing date of this report. Based on his evaluation, our sole officer concluded that our disclosure controls and procedures are effective.

(b) There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in paragraph (a) above.

PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no legal proceedings against us and we are unaware of any such proceedings contemplated against us.

ITEM 2. CHANGES IN SECURITIES

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Subsequent to Quarter End

On April 16, 2004, we held our annual stockholders meeting and the following proposals were voted and approved by our sole stockholder;

  The election of Anthony N. DeMint to serve on our Board of Directors until the next annual stockholder's meeting;

  The reaffirmation of Beckstead and Watts, LLP as auditors for the next year; and

  The approval of the Agreement and Plan of Merger with Internet Acquisition Group, Inc. and certain conditions that need to be met before closing the merger, including but not limited to amending the Articles of Incorporation to change the name and increase the authorized capitalization to 500,000,000 common shares.

On April 16, 2004 after our annual stockholders meeting, our sole Director, Anthony N. DeMint, was appointed as President, Secretary, Treasurer and Chief Financial Officer.

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

Dated: May 13, 2004

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

*Filed in Form 10SB filed on February 3, 2000

E-1