Form 10QSB
period 2004-06-30
YOUR DOMAIN COM
filed 2004-08-13
CIK 1103978

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR

15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2004

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

                      Class                                                      Outstanding at June 30, 2004

Common Stock, par value $0.001                                                 7,626,370

ITEM 1. FINANCIAL STATEMENTS

YOUR DOMAIN.COM

(A Development Stage Company)

BALANCE SHEETS

(Unaudited)

ASSETS

	June 30, 2004	December 31, 2003
CURRENT ASSETS	$ 0	$ 0

TOTAL CURRENT ASSETS	0	0

OTHER ASSETS	0	0

TOTAL OTHER ASSETS	0	0

	$ 0	$ 0

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Officer Advances (Note #4)	$ 1,000	$ 0

TOTAL CURRENT LIABILITIES	1,000	0

STOCKHOLDERS' EQUITY

Preferred stock, $0.001 par value
authorized 5,000,000 shares;
None issued and Outstanding	0	0

Common stock, $0.001 par value,
authorized 20,000,000 shares;
7,626,370 and 7,626,370 issued and
outstanding at 6/30/04 and 12/31/03	7,626	7,626

Additional paid-in capital	0	0

(Deficit) accumulated during
development stage	(8,626)	(7,626)

TOTAL STOCKHOLDER'S EQUITY	(1,000)	0

	$ 0	$ 0

The accompanying notes are an integral part of these financial statements.

YOUR DOMAIN.COM

(A Development Stage Company)

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,		April 1, 1999 (Inception) to June 30,
	2004	2003	2004	2003	2004
INCOME
Revenue	$ 0	$ 0	$ 0	$ 0	$ 0

EXPENSE
General and
Administrative	250	600	1,000	600	8,626

TOTAL EXPENSES	250	600	1,000	600	8,626

NET (LOSS)	$ (250)	$ (600)	$ (1,000)	$ (600)	$ (8,626)

Net Loss
Per Weighted Share	$ (.00)	$ (.00)	$ (.00)	$ (.00)

Weighted average
number of common
shares outstanding	7,626,370	7,426,370	7,626,370	7,426,370

The accompanying notes are an integral part of these financial statements.

YOUR DOMAIN.COM

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,		April 1, 1999 (Inception) to June 30,
	2004	2003	2004
Cash Flows from
Operating Activities:
Net (loss)	$ (1,000)	$ (0)	$ (8,626)
Stock Issued for services	0	0	5,000
Issuance of stock to
Convert debt to equity	0	0	2,626

Changes in assets and
Liabilities:
Officers Advances	1,000	0	1,000

Net cash (used) in
operating activities	0	0	0

Cash Flows from
Investing Activities:
Organization Costs	0	0	0

Net Cash (used) in
Investing activities	0	0	0

Cash Flows from
Financing Activities	0	0	0

Net increase in cash	0	0	0

Cash beginning of period	0	0	0

Cash end of period	$ 0	$ 0	$ 0

Supplemental Disclosure
Interest paid	$ 0	$ 0	$ 0

Taxes paid	$ 0	$ 0	$ 0

Non-cash transactions:
Number of shares issued
For services	0	0	5,000,000

Number of shares issued
To convert debt to equity	0	0	2,626,370

The accompanying notes are an integral part of these financial statements.

YOUR DOMAIN.COM

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

June 30, 2004

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

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As a result, the Company incurred accumulated net losses from April 1, 1999 (inception) through the period ended June 30, 2004 of $(8,626). In addition, the Company's development activities since inception have been financially sustained through equity financing.

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

June 30, 2004

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

NOTE 4 - OFFICERS ADVANCES

While the Company is seeking additional capital through a merger with an existing operating company, the officer of the Company has advanced funds on behalf of the Company to pay for any costs incurred by it. Some of these advances have been converted to equity.

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

Merger Agreement executed during quarter

        On April 28, 2004 Your Domain entered into an Agreement and Plan of Merger (the "Merger") with Internet Acquisition Group, Inc. ("IAG") wherein, if certain conditions were met, (i) the outstanding shares of Internet Acquisition Group, Inc. common stock was to be converted into 69,993,630 shares of Your Domain, causing a change in control of Your Domain. The Merger was conditional upon the approval of the shareholders of IAG and other normal conditions of a transaction of this type. Additionally, the Merger was conditional upon obtaining a Permit authorizing the sale and issuance of securities pursuant to Section 25121 of the California Corporate Securities Law of 1968, as amended. The securities, when issued, were anticipated to be exempted from Section 5 registration requirements under the Securities Act of 1933, as amended (the "Securities Act"), under an exemption provided by Section 3(a)(10) of the Securities Act.

        On July 20, 2004 Your Domain received correspondence from the Department of Corporations for the State of California declining to conduct the fairness hearing. Therefore, both IAG and Your Domain have terminated the Merger.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits

        See Exhibit Table on page E-1

(b)    Form 8-K - Filed on May 13, 2004 - Agreement and Plan of Merger with Internet Acquisition Group, Inc.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

YOUR DOMAIN.COM

By:/s/ Anthony N. DeMint

   Anthony N. DeMint, President

Dated: August 13, 2004

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